Form 10-K
period 2006-12-31
Granite Master Issuer plc; Granite Finance Funding 2 LTD; GRANITE FINANCE TRUSTEES LTD
filed 2007-03-30
CIK 1305478, 1305479, 1136894

As filed with the Securities and Exchange Commission on March 30, 2007

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2006

             Commission file number of issuing entity: 333-141533

                           GRANITE MASTER ISSUER PLC
          (Exact name of issuing entity as specified in its charter)
                               England and Wales
                (Jurisdiction of Incorporation or Organization)
                Fifth Floor, 100 Wood Street, London EC2V 7EX,
                     United Kingdom (011 44 20) 7606 5451
 (Address and telephone number of issuing entity's principal executive offices)

              Commission file number of depositor: 333-141533-01

                       GRANITE FINANCE FUNDING 2 LIMITED
             (Exact name of depositor as specified in its charter)
                               England and Wales
                (Jurisdiction of Incorporation or Organization)
                Fifth Floor, 100 Wood Street, London EC2V 7EX,
                     United Kingdom (011 44 20) 7606 5451
   (Address and telephone number of depositor's principal executive offices)

          Commission file number of mortgages trustee: 333-141533-02

                       GRANITE FINANCE TRUSTEES LIMITED
         (Exact name of mortgages trustee as specified in its charter)
                            Jersey, Channel Islands
                (Jurisdiction of Incorporation or Organization)
               22 Grenville Street, St. Helier, Jersey JE4 8PX,
                     Channel Islands (011 44 1534) 609892
             (Address and telephone number of mortgages trustee's
                         principal executive offices)

                               NORTHERN ROCK PLC
              (Exact name of sponsor as specified in its charter)

                       --------------------------------

Securities registered or to be registered pursuant to Section 12(b) of the Act: None

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.                   |_| Yes |X| No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.            |_| Yes  |X| No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                 |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                   |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                               |_| Yes  |X| No

The Registrant has no voting or non-voting common equity held by non-affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                       --------------------------------

                          PRESENTATION OF INFORMATION

      This Annual Report on Form 10-K is filed with respect to:

      (1) Granite Master Issuer plc (the "issuing entity") and the following securities (the "securities" or "notes"), which were issued pursuant to a trust deed dated January 19, 2005 (together with all amendments and supplements thereto, the "issuer trust deed"), between the issuing entity and the note trustee:

  o    $810,000,000 series 2006-2 callable class A1 notes due April 2031;

  o    $1,275,000,000 series 2006-2 callable class A4 notes due December 2054;

  o    $29,000,000 series 2006-2 callable class B1 notes due December 2054;

  o    $36,000,000 series 2006-2 callable class B2 notes due December 2054;

  o    $25,000,000 series 2006-2 callable class M1 notes due December 2054;

  o    $25,000,000 series 2006-2 callable class M2 notes due December 2054;

  o    $75,000,000 series 2006-2 callable class C1 notes due December 2054;

  o    $1,000,000,000 series 2006-3 callable class A1 notes due December 2030;

  o    $1,800,000,000 series 2006-3 callable class A3 notes due December 2054;

  o    $1,000,000,000 series 2006-3 callable class A4 notes due December 2054;

  o    $1,750,000,000 series 2006-3 callable class A7 notes due December 2054;

  o    $70,000,000 series 2006-3 callable class B1 notes due December 2054;

  o    $182,000,000 series 2006-3 callable class B2 notes due December 2054;

  o    $90,000,000 series 2006-3 callable class M1 notes due December 2054;

  o    $100,000,000 series 2006-3 callable class M2 notes due December 2054;

  o    $60,000,000 series 2006-3 callable class C2 notes due December 2054;

  o    $650,000,000 series 2006-4 callable class A1 notes due December 2030;

  o    $704,300,000 series 2006-4 callable class A4 notes due December 2054;

  o    $1,130,000,000 series 2006-4 callable class A6 notes due December 2054;

  o    $60,600,000 series 2006-4 callable class B1 notes due December 2054;

  o    $47,800,000 series 2006-4 callable class M1 notes due December 2054;

  o    $10,000,000 series 2006-4 callable class M2 notes due December 2054;

  o    $32,600,000 series 2006-4 callable class C1 notes due December 2054;

  o    $15,000,000 series 2006-4 callable class C2 notes due December 2054; and

      (2) the following loan tranches under the global intercompany loan (the "global intercompany loan") made by the issuing entity to Granite Finance Funding 2 Limited ("Funding 2") pursuant to a global intercompany loan agreement dated January 19, 2005 (the "global intercompany loan agreement"):

  o    Series 2006-2 AAA (Class A1) loan tranche in the amount of
       (GBP)430,851,064 (or approximately $810,022,681)(1);

  o    Series 2006-2 AAA (Class A4) loan tranche in the amount of
       (GBP)678,191,489 (or approximately $1,275,035,700)(1);

  o    Series 2006-2 AA (Class B1) loan tranche in the amount of
       (GBP)15,425,532 (or approximately $29,000,812)(1);

  o    Series 2006-2 AA (Class B2) loan tranche in the amount of
       (GBP)19,148,936 (or approximately $36,001,008)(1);

  o    Series 2006-2 A (Class M1) loan tranche in the amount of
       (GBP)13,297,872 (or approximately $25,000,699)(1);

  o    Series 2006-2 A (Class M2) loan tranche in the amount of
       (GBP)13,297,872 (or approximately $25,000,699)(1);

  o    Series 2006-2 BBB (Class C1) loan tranche in the amount of
       (GBP)39,893,617 (or approximately $75,002,100)(1);

  o    Series 2006-3 AAA (Class A1) loan tranche in the amount of
       (GBP)533,902,830 (or approximately $1,000,005,301)(2);

  o    Series 2006-3 AAA (Class A3) loan tranche in the amount of
       (GBP)961,025,094 (or approximately $1,800,009,541)(2);

  o    Series 2006-3 AAA (Class A4) loan tranche in the amount of
       (GBP)533,902,830 (or approximately $1,1,000,005,301)(2);

  o    Series 2006-3 AAA (Class A7) loan tranche in the amount of
       (GBP)934,329,952 (or approximately $1,750,009,275)(2);

  o    Series 2006-3 AA (Class B1) loan tranche in the amount of
       (GBP)37,373,198 (or approximately $70,000,371)(2);

  o    Series 2006-3 AA (Class B2) loan tranche in the amount of
       (GBP)97,170,315 (or approximately $182,000,965)(2);

  o    Series 2006-3 A (Class M1) loan tranche in the amount of
       (GBP)48,051,255 (or approximately $90,000,478)(2);

  o    Series 2006-3 A (Class M2) loan tranche in the amount of
       (GBP)53,390,283 (or approximately $100,000,530)(2);

  o    Series 2006-3 BBB (Class C2) loan tranche in the amount of
       (GBP)32,034,170 (or approximately $60,000,318)(2);

  o    Series 2006-4 AAA (Class A1) loan tranche in the amount of
       (GBP)341,028,332 (or approximately $649,949,175)(3);

  o    Series 2006-4 AAA (Class A4) loan tranche in the amount of
       (GBP)369,517,314 (or approximately $704,244,929)(3);

  o    Series 2006-4 AAA (Class A6) loan tranche in the amount of
       (GBP)592,864,638 (or approximately $1,129,911,641) (3);

-------------------------------
(1) This translation of pounds sterling into US dollars was made at a rate of
(GBP)0.5319 = $1.00.

(2) This translation of pounds sterling into US dollars was made at a rate of
(GBP)0.5339 = $1.00.

(3) This translation of pounds sterling into US dollars was made at a rate of
(GBP)0.5247 = $1.00.

  o    Series 2006-4 AA (Class B1) loan tranche in the amount of
       (GBP)31,794,334 (or approximately $60,595,262) (3);

  o    Series 2006-4 A (Class M1) loan tranche in the amount of
       (GBP)25,078,699 (or approximately $47,796,263)(3);

  o    Series 2006-4 A (Class M2) loan tranche in the amount of
       (GBP)5,246,590 (or approximately $9,999,219)(3);

  o    Series 2006-4 BBB (Class C1) loan tranche in the amount of
       (GBP)17,103,882 (or approximately $32,597,450)(3); and

  o    Series 2006-4 BBB (Class C2) loan tranche in the amount of
       (GBP)7,869,885 (or approximately $14,998,828).(3)

                                    PART I

Item 1.        Business.

               Omitted as permitted by Instruction J to Form 10-K.

Item 1A.       Risk Factors.

               Omitted as permitted by Instruction J to Form 10-K.

Item 1B.       Unresolved Staff Comments.

               Not Applicable.

Item 2.        Properties.

               Omitted as permitted by Instruction J to Form 10-K.

Item 3.        Legal Proceedings.

               Omitted as permitted by Instruction J to Form 10-K.

Item 4.        Submission of Matters to a Vote of Security Holders.

               Omitted as permitted by Instruction J to Form 10-K.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted as permitted by Instruction J to Form 10-K.

Item 6.        Selected Financial Data.

               Omitted as permitted by Instruction J to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted as permitted by Instruction J to Form 10-K.

Item 7A        Quantitative and Qualitative Disclosures about Market Risk.

               Omitted as permitted by Instruction J to Form 10-K.

Item 8.        Financial Statements and Supplementary Data.

               Omitted as permitted by Instruction J to Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted as permitted by Instruction J to Form 10-K.

Item 9A.       Controls and Procedures.

               Omitted as permitted by Instruction J to Form 10-K.

Item 9B.       Other Information.

               None.

                                   PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

      The following sets out the names, ages, business addresses and business occupations of the directors of the issuing entity, Funding 2 and Granite Finance Trustees Limited (the "mortgages trustee"). Because each of the issuing entity, Funding 2 and the mortgages trustee is organized as a special purpose company and is largely passive, it is expected that the directors of each entity in that capacity will manage its operations to the extent necessary.

      The issuing entity
      ------------------

      The directors of the issuing entity and their respective ages, business addresses and principal activities or business occupations are:



Name                         Age       Business Address           Principal Activities/Business Occupation
-----------------------      -------   ---------------------      -------------------------------------------------
Keith McCallum Currie        50        Northern Rock House        Treasury Director of
                                       Gosforth                   Northern Rock plc
                                       Newcastle upon Tyne
                                       NE3 4PL

L.D.C. Securitisation        -         Fifth Floor                Acting as corporate
Director No.  1 Limited                100 Wood Street            directors of special
                                       London                     purposes companies
                                       EC2V 7EX

L.D.C. Securitisation        -         Fifth Floor                Acting as corporate
Director No.  2 Limited                100 Wood Street            directors of special
                                       London                     purposes companies
                                       EC2V 7EX


      Keith McCallum Currie is an employee of the sponsor and does not receive any compensation for acting as a director of the issuing entity.

      The directors of L.D.C. Securitisation Director No. 1 Limited and L.D.C. Securitisation Director No. 2 Limited and their principal activities or business occupations are:


Name                             Business Address                      Principal Activities/Business Occupation
---------------------------      ---------------------------------     ---------------------------------------------
Law Debenture                    Fifth Floor, 100 Wood Street,         Provision of directors for special
Securitisation Services          London EC2V 7EX                       purpose vehicles
Limited


      The affairs of L.D.C. Securitisation Director No. 1 Limited., L.D.C. Securitisation Director No. 2 Limited and Law Debenture Securitisation Services Limited are represented by, among others, its directors Denyse Monique Anderson, Julian Robert Mason-Jebb and Richard David Rance, each of whose business address is at Fifth Floor, 100 Wood Street, London EC2V 7EX and each of whose principal activities are as director of The Law Debenture Trust Corporation p.l.c.

      The company secretary of the issuing entity is:

Name                        Business Address
-------------------------   -------------------------------------------------
Law Debenture Corporate     Fifth Floor, 100 Wood Street, London EC2V 7EX
 Services Limited


      Funding 2
      ---------

      The directors of Funding 2 and their respective ages, business addresses and principal activities or business occupations are:


                                                                 Principal
                                                                 Activities/Business
Name                        Age         Business Address         Occupation
------------------------    ---------   ---------------------    --------------------
Keith McCallum Currie       50          Northern Rock House      Treasury Director of
                                        Gosforth                 Northern Rock plc
                                        Newcastle upon Tyne
                                        NE3 4PL

L.D.C. Securitisation       -           Fifth Floor              Acting as corporate
Director No.  1 Limited                 100 Wood Street          directors of special
                                        London                   purposes companies
                                        EC2V 7EX

L.D.C. Securitisation       -           Fifth Floor              Acting as corporate
Director No.  2 Limited                 100 Wood Street          directors of special
                                        London                   purposes companies
                                        EC2V 7EX


      Keith McCallum Currie is an employee of the sponsor.

      The company secretary of Funding 2 is:

Name                           Business Address
--------------------------     -----------------------------------------------
Law Debenture Corporate        Fifth Floor, 100 Wood Street, London EC2V 7EX
Services Limited


      The mortgages trustee
      ---------------------

      The directors of the mortgages trustee and their respective ages, business addresses and principal activities or business occupations are:


                                                                                 Principal
                                                                                 Activities/Business
Name                                Age           Business Address               Occupation
-------------------------------     -----------   -------------------------      --------------------------------
Dean Godwin                         31            22 Grenville Street,           Corporate Administration
                                                  St.  Helier                    Manager
                                                  Jersey JE4 8PX
                                                  Channel Islands



                                                                                 Principal
                                                                                 Activities/Business
Name                                Age           Business Address               Occupation
-------------------------------     -----------   -------------------------      --------------------------------
Julia Anne Jennifer Chapman         41            22 Grenville Street,           Solicitor
                                                  St.  Helier
                                                  Jersey JE4 8PX
                                                  Channel Islands

Helen Grant                         40            22 Grenville Street,           Corporate Administration
                                                  St.  Helier                    Manager
                                                  Jersey JE4 8PX
                                                  Channel Islands

Daniel Le Blancq                    33            22 Grenville Street,           Corporate Administration
                                                  St.  Helier                    Manager
                                                  Jersey JE4 8PX
                                                  Channel Islands


The company secretary of the mortgages trustee is:

Name                              Business Address
------------------------------    -----------------------------------------
Mourant & Co. Secretaries         22 Grenville Street
Limited                           St.  Helier
                                  Jersey JE4 8PX
                                  Channel Islands


Item 11. Executive Compensation.

      The issuing entity
      ------------------

      In accordance with a corporate services agreement between the issuing entity and Law Debenture Corporate Services Limited, the issuer corporate services provider will provide directors for the issuing entity, a registered and administrative office for the issuing entity, the service of a secretary to the issuing entity, the arrangement of meetings of directors and shareholders of the issuing entity and book-keeping services and preparation of accounts for the issuing entity. In consideration for the foregoing corporate services, the issuing entity will pay to the issuer corporate services provider an annual fee, the amount of which is immaterial in the context of this Annual Report. No other remuneration is paid to any director or officer (including directors or officers provided by the sponsor) in connection with such director's or officer's activities on behalf of the issuing entity.

      Funding 2
      ---------

      In accordance with a corporate services agreement dated January 19, 2005 (the "Funding 2 corporate services agreement") between Funding 2 and Law Debenture Corporate Services Limited (the "Funding 2 corporate services provider") the Funding 2 corporate services provider has agreed to provide directors and other corporate services for Funding 2 in consideration for the payment of fees as specified in the Funding 2 corporate services agreement. No other remuneration is paid to any director in connection with such director's activities on behalf of Funding 2.

      The mortgages trustee
      ---------------------

                  In accordance with the provisions of a mortgages trustee corporate services agreement dated March 26, 2001 (the "mortgages trustee corporate services agreement") made between the mortgages trustee and Mourant & Co. Limited (the "mortgages trustee corporate services provider"), the mortgages trustee corporate services provider has agreed to provide directors and other corporate services for the mortgages trustee in consideration for the payment of fees as specified in the mortgages trustee corporate services agreement. No other remuneration is paid to any director in connection with such director's activities on behalf of the mortgages trustee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               The issuing entity
               ------------------

               The issuing entity is wholly owned by Funding 2.

               Funding 2
               ---------

               Funding 2 is wholly owned by Granite Finance Holdings Limited.

               The mortgages trustee
               ---------------------

               The mortgages trustee is wholly owned by Granite Finance Holdings Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial or operational decisions. The issuing entity is a subsidiary of Funding 2 and therefore is a related party. The issuing entity has advanced loan tranches under a global intercompany loan to Funding
2. The proceeds of each such loan tranche under the global intercompany loan were used by Funding 2 to purchase additional beneficial interests in the trust property held on trust by the mortgages trustee for the benefit of the beneficiaries. Each such loan tranche under the global intercompany loan is repaid by Funding 2 from amounts received by Funding 2 from its beneficial interest in the trust property. Amounts received by the issuing entity from Funding 2 under the global intercompany loan are used by the issuing entity to make payments of interest and principal under the notes.

               The issuing entity
               ------------------

               The issuing entity, which is a special purpose company, is controlled by its board of directors, which consists of three directors. Two of the issuing entity's three directors are provided by Law Debenture Corporate Services Limited, the principal activity of which is providing directors and corporate management for special purpose companies. The third director of the issuing entity is an employee of Northern Rock plc. The Company pays a corporate services fee pursuant to a corporate services agreement to Law Debenture Corporate Services Limited in connection with its provision of corporate management services. The fees payable to these directors for providing their services are immaterial in the context of this Annual Report.

               The total amount paid by the issuing entity to Northern Rock plc as cash management fees from January 1, 2006 through December 31, 2006 was
(GBP)116,164 (or approximately $225,605(4)). Although one of the three directors of the issuing entity is an employee of Northern Rock plc, Northern Rock plc does not own any share capital of the issuing entity.

----------------------------------
(4) This translation of pounds sterling into U.S. dollars was made at a rate of (GBP)0.5149 = $1.00, which was the sterling/dollar exchange rate as reported in the Financial Times as of March 19, 2007.

               Funding 2
               ---------

               Funding 2, which is a special purpose company, is controlled by its board of directors, which consists of three directors. Two of Funding 2's three directors are provided by the Funding 2 corporate services provider, the principal activity of which is providing directors and corporate management for special purpose companies. The third director of Funding 2 is an employee of Northern Rock plc. Funding 2 pays a corporate services fee pursuant to the Funding 2 corporate services agreement to the Funding 2 corporate services provider in connection with its provision of corporate management services. The fees payable to these directors for providing their services are immaterial in the context of this Annual Report.

               The total amount paid by Funding 2 to Northern Rock plc as cash management fees from January 1, 2006 through December 31, 2006 was
(GBP)100,000 (or approximately $194,212(4)). Although one of the three directors of Funding 2 is an employee of Northern Rock plc, Northern Rock plc does not own any share capital of Funding 2.

               Northern Rock plc is the Funding 2 basis rate swap provider in connection with the notes. Northern Rock plc is one of a number of counterparties used by the issuing entity in the normal course of their business. Any transaction undertaken by a counterparty is carried out at arms' length and on commercial terms and conditions. Northern Rock plc does not hold any share capital of Funding 2.

               The mortgages trustee
               ---------------------

               The mortgages trustee, which is a special purpose company, is controlled by its board of directors, which consists of four directors. Two of the mortgages trustee's four directors are partners of Mourant du Feu & Jeune, the legal adviser to the mortgages trustee as to matters of Jersey law, and are shareholders of Mourant Limited, the ultimate owner of Mourant & Co. Limited to which fees are payable for providing corporate administration services to the mortgages trustee, including the provision of a secretary through its subsidiary company, Mourant & Co. Secretaries Limited. These same two directors also serve as directors for both Mourant & Co. Limited and Mourant & Co. Secretaries Limited. The other two directors are employees of Mourant Limited and one of the other two directors is an associate director of Mourant & Co. Limited, the parent company of Mourant & Co. Secretaries Limited. The fees payable to these directors for providing their services are immaterial in the context of this Annual Report.

      The total amount paid by the mortgages trustee to Northern Rock plc as fees for administering the mortgage portfolio from January 1, 2006 through December 31, 2006 was (GBP)27,030,361 (or approximately $52,496,331(4)).
Northern Rock plc does not own any share capital of the mortgages trustee.

Item 14.       Principal Accountant Fees and Services.

               Omitted as permitted by Instruction J to Form 10-K.

                                    PART IV

Item 15.    Exhibits and Financial Statement Schedules.

            (a)   (1)   Not applicable.

                  (2)   Not applicable.

                  (3)   The required exhibits are as follows:

                        o Exhibit 3(i) and (ii): The Memorandum and Articles of Association of each of the issuing entity, Funding 2 and the mortgages trustee are incorporated by reference from the Registration Statement of Granite Master Issuer plc on Form S-3 (File Nos. 333-139778, 333-139778-01,
                              333-139778-02).

                        o Exhibit 4: All instruments defining the rights of security holders as described in the Registration Statement of Granite Master Issuer plc on Form S-3 (File Nos. 333-139778, 333-139778-01, 333-139778-02) are incorporated by reference from such Registration Statement.

                        o     Exhibit 31(ii): Rule 15d-14(d) Certification.

                        o Exhibit 33: Report on Assessment of Compliance with Servicing Criteria for Northern Rock.

                        o     Exhibit 34: Attestation Report of
                              PricewaterhouseCoopers LLP, United Kingdom, on Assessment of Compliance with Servicing Criteria for Northern Rock.

                        o Exhibit 35: Servicer Compliance Statement of Northern Rock.

            (b)   See sub-paragraph (a)(3) above.

            (c)   Not applicable.

                            ADDITIONAL INFORMATION


Item 1112(b) of Regulation AB.       Financial Information of Significant
                                     Obligors.

               There are no significant obligors.


Item 1114(b)(2) of Regulation AB.    Financial Information of Significant
                                     Enhancement Providers.

               The information required by Item 1114(b)(2) of Regulation AB with respect to Barclays Bank PLC, the conditional purchaser with respect to the Series 2006-3 class A4 notes, is incorporated herein by reference to the consolidated financial statements of Barclays Bank PLC and subsidiaries as of December 31, 2006 and December 31, 2005, and for each of the years in the three-year period ended December 31, 2006, which are included in the Annual Report on Form 20-F of Barclays Bank PLC, which was filed with the Securities and Exchange Commission on March 26, 2007 (Securities and Exchange Commission File No. 001-10257).

Item 1115(b) of Regulation AB.       Financial Information of Certain Entities
                                     Providing Derivative Instruments.

               The information required by Item 1115(b)(2) of Regulation AB with respect to Deutsche Bank Aktiengesellschaft ("Deutsche Bank"), the issuer swap provider with respect to the Series 2006-2 notes, is incorporated herein by reference to the consolidated financial statements of Deutsche Bank and subsidiaries as of December 31, 2006 and December 31, 2005, and for each of the years in the three-year period ended December 31, 2006, which are included in the Annual Report on Form 20-F of Deutsche Bank, which was filed with the Securities and Exchange Commission on March 27, 2007 (Securities and Exchange Commission File No. 0001-15242).

               The information required by Item 1115(b)(2) of Regulation AB with respect to Barclays Bank PLC, the issuer swap provider with respect to the Series 2006-3 notes, is incorporated herein by reference to the consolidated financial statements of Barclays Bank PLC and subsidiaries as of December 31, 2006 and December 31, 2005, and for each of the years in the three-year period ended December 31, 2006, which are included in the Annual Report on Form 20-F of Barclays Bank PLC, which was filed with the Securities and Exchange Commission on March 26, 2007 (Securities and Exchange Commission File No. 001-10257).

               The information required by Item 1115(b)(2) of Regulation AB with respect to UBS AG, the issuer swap provider with respect to the Series 2006-4 notes, is incorporated herein by reference to the consolidated financial statements of UBS AG and subsidiaries as of December 31, 2006 and December 31, 2005, and for each of the years in the three-year period ended December 31, 2006, which are included in the Annual Report on Form 20-F of UBS AG, which was filed with the Securities and Exchange Commission on March 21, 2007 (Securities and Exchange Commission File No. 001-15060).

Item 1117 of Regulation AB.          Legal Proceedings.

               None.

Item 1119 of Regulation AB.          Affiliations and Certain Relationships and
                                     Related Transactions.

               None.

Item 1122 of Regulation AB.          Compliance with Applicable Servicing
                                     Criteria.

                   See Exhibits 33 and 34 to this Form 10-K.


Item 1123 of Regulation AB.          Servicer Compliance Statement.

               See Exhibit 35 to this Form 10-K.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GRANITE MASTER ISSUER PLC

                                         By:  Northern Rock plc, as Servicer



                                         By:  /s/ D Jones
                                             ----------------------------
                                             Name:  D Jones
                                             Title:  Group Finance Director

                                         Date:  March 28, 2007

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      No annual report, proxy statement, form of proxy or other proxy soliciting material with respect to the Issuing Entity or the Depositor has been, or will be, sent to security holders.

                                  EXHIBIT INDEX

Exhibit        Document
-------        --------

3(i) and (ii)  The Memorandum and Articles of Association of each of the issuing entity, Funding 2 and the mortgages trustee are incorporated by reference from the Registration Statement of Granite Master Issuer plc on Form S-3 (File Nos. 333-139778, 333-139778-01, 333-139778-02).

4 All instruments defining the rights of security holders as described in the Registration Statement of Granite Master Issuer plc on Form S-3 (File Nos. 333-139778, 333-139778-01,
               333-139778-02) are incorporated by reference from such Registration Statement.

31(ii)         Rule 15d-14(d) Certification.

33 Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities for Northern Rock.

34 Attestation Report of PricewaterhouseCoopers LLP, United Kingdom, on Assessment of Compliance with Servicing Criteria for Northern Rock.

35             Servicer Compliance Statement of Northern Rock.