Form 10-K
period 2007-12-31
Granite Master Issuer plc; GRANITE FINANCE TRUSTEES LTD; Granite Finance Funding 2 LTD
filed 2008-03-28
CIK 1305478, 1136894, 1305479

As filed with the Securities and Exchange Commission on March 28, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

  Commission file number of issuing entity:  333-141533

GRANITE MASTER ISSUER PLC
(Exact name of issuing entity as specified in its charter)
England and Wales
(Jurisdiction of Incorporation or Organization)
Fifth Floor, 100 Wood Street, London EC2V 7EX, United Kingdom (011 44 20) 7606 5451
(Address and telephone number of issuing entity’s principal executive offices)

  Commission file number of depositor:  333-141533-01

GRANITE FINANCE FUNDING 2 LIMITED
(Exact name of depositor as specified in its charter)
England and Wales
(Jurisdiction of Incorporation or Organization)
Fifth Floor, 100 Wood Street, London EC2V 7EX, United Kingdom (011 44 20) 7606 5451
(Address and telephone number of depositor’s principal executive offices)

  Commission file number of mortgages trustee:  333-141533-02

GRANITE FINANCE TRUSTEES LIMITED
(Exact name of mortgages trustee as specified in its charter)
Jersey, Channel Islands
(Jurisdiction of Incorporation or Organization)
22 Grenville Street, St.  Helier, Jersey JE4 8PX, Channel Islands (011 44 1534) 609892
(Address and telephone number of mortgages trustee’s principal executive offices)

NORTHERN ROCK PLC
(Exact name of sponsor as specified in its charter)

________________________________

Securities registered or to be registered pursuant to Section 12(b) of the Act:  None

Securities registered or to be registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[_] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	[_] Yes [X] No

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such

shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	[X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[_] Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]	Accelerated Filer [_]	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	[_] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  None.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: None.

The information required by Item 1114(b)(2) and Item 1115(b) of Regulation AB is incorporated by reference herein from the following documents:

Document	Where Incorporated
1. The consolidated financial statements of Barclays Bank PLC and its subsidiaries as of December 31, 2007 and December 31, 2006, and for each of the years in the three-year period ended December 31, 2007, and the audit report thereon, which are included in the Annual Report on Form 20-F of Barclays Bank PLC

Part III
2. The consolidated financial statements of Deutsche Bank Aktiengesellschaft and its subsidiaries as of December 31, 2007 and December 31, 2006, and for each of the years in the three-year period ended December 31, 2007, and the audit report thereon, which are included in the Annual Report on Form 20-F of Deutsche Bank Aktiengesellschaft.

Part III

TABLE OF CONTENTS

PRESENTATION OF INFORMATION
PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
TEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
ITEM 1112 (B) OF REGULATION AB: SIGNIFICANT OBLIGORS OF POOL ASSETS — FINANCIAL INFORMATION
ITEM 1114 (B) (2) OF REGULATION AB: CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS — FINANCIAL INFORMATION OF SIGNIFICANT ENHANCEMENT PROVIDERS
ITEM 1115 (B) OF REGULATION AB: CERTAIN DERIVATIVE INSTRUMENTS — FINANCIAL INFORMATION OF DERIVATIVE INSTRUMENT PROVIDERS
ITEM 1117 OF REGULATION AB: LEGAL PROCEEDINGS
ITEM 1119 OF REGULATION AB: AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 1122 OF REGULATION AB: COMPLIANCE WITH APPLICABLE SERVICING CRITERIA
ITEM 1123 OF REGULATION AB: SERVICER COMPLIANCE STATEMENT
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Exhibit 31 – Rule 13a-14(d)/15d-14(d) Certification
Exhibit 33 – Management’s Assertion of Compliance with Applicable Servicing Criteria
Exhibit 34 - Attestation Report on Assessment of Compliance
Exhibit 35 - Servicer Compliance Statement

PRESENTATION OF INFORMATION

This Annual Report on Form 10-K is filed with respect to:

(1)  Granite Master Issuer plc (the “issuing entity”) and the following securities (the “securities” or “notes”), which were issued pursuant to a trust deed dated January 19, 2005 (together with all amendments and supplements thereto, the “issuer trust deed”), between the issuing entity and the note trustee:

•	$1,350,000,000 series 2007-1 callable class 1A1 notes due December 2030;

•	$1,450,000,000 series 2007-1 callable class 2A1 notes due December 2054;

•	$1,500,000,000 series 2007-1 callable class 3A1 notes due December 2054;

•	$1,000,000,000 series 2007-1 callable class 4A1 notes due December 2054;

•	$84,000,000 series 2007-1 callable class 1B1 notes due December 2054;

•	$80,000,000 series 2007-1 callable class 2B1 notes due December 2054;

•	$84,000,000 series 2007-1 callable class 1M1 notes due December 2054;

•	$80,000,000 series 2007-1 callable class 2M1 notes due December 2054;

•	$94,600,000 series 2007-1 callable class 1C1 notes due December 2054;

•	$30,000,000 series 2007-1 callable class 2C1 notes due December 2054;

•	$1,060,000,000 series 2007-2 callable class 1A1 notes due April 2032;

•	$1,025,000,000 series 2007-2 callable class 2A1 notes due December 2054;

•	$1,100,000,000 series 2007-2 callable class 3A1 notes due December 2054;

•	$1,000,000,000 series 2007-2 callable class 4A1 notes due December 2054;

•	$66,500,000 series 2007-2 callable class 1B1 notes due December 2054;

•	$53,500,000 series 2007-2 callable class 2B1 notes due December 2054;

•	$35,000,000 series 2007-2 callable class 3B1 notes due December 2054;

•	$64,000,000 series 2007-2 callable class 1M1 notes due December 2054;

•	$52,000,000 series 2007-2 callable class 2M1 notes due December 2054;

•	$50,000,000 series 2007-2 callable class 2C1 notes due December 2054; and

(2)  the following loan tranches under the global intercompany loan (the “global intercompany loan”) made by the issuing entity to Granite Finance Funding 2 Limited (“Funding 2”) pursuant to a global intercompany loan agreement dated January 19, 2005 (the “global intercompany loan agreement”):

•	Series 2007-1 AAA (Class 1A1) loan tranche in the amount of £688,775,510 (or approximately $1,350,010,799)[1];

•	Series 2007-1 AAA (Class 2A1) loan tranche in the amount of £739,795,918 (or approximately $1,450,011,599)[1];

•	Series 2007-1 AAA (Class 3A1) loan tranche in the amount of £765,306,122 (or approximately $1,500,011,999)[1];

_________________
1 This translation of pounds sterling into US dollars was made at a rate of £0.5102 = $1.00.

•	Series 2007-1 AAA (Class 4A1) loan tranche in the amount of £510,204,082 (or approximately $1,000,008,000)[1];

•	Series 2007-1 AA (Class 1B1) loan tranche in the amount of £42,857,143 (or approximately $84,000,672)[1];

•	Series 2007-1 AA (Class 2B1) loan tranche in the amount of £40,816,327 (or approximately $80,000,640)[1];

•	Series 2007-1 A (Class 1M1) loan tranche in the amount of £42,857,143 (or approximately $84,000,672)[1];

•	Series 2007-1 A (Class 2M1) loan tranche in the amount of £40,816,327 (or approximately $80,000,640)[1];

•	Series 2007-1 BBB (Class 1C1) loan tranche in the amount of £48,265,306 (or approximately $94,600,756)[1];

•	Series 2007-1 BBB (Class 2C1) loan tranche in the amount of £15,306,122 (or approximately $30,000,239)[1];

•	Series 2007-2 AAA (Class 1A1) loan tranche in the amount of £533,816,790 (or approximately $1,060,001,568)[2];

•	Series 2007-2 AAA (Class 2A1) loan tranche in the amount of £516,190,764 (or approximately $1,025,001,517)[2];

•	Series 2007-2 AAA (Class 3A1) loan tranche in the amount of £553,960,820 (or approximately $1,100,001,628)[2];

•	Series 2007-2 AAA (Class 4A1) loan tranche in the amount of £503,600,745 (or approximately $1,000,001,479)[2];

•	Series 2007-2 AA (Class 1B1) loan tranche in the amount of £33,489,450 (or approximately $66,500,099)[2];

•	Series 2007-2 AA (Class 2B1) loan tranche in the amount of £26,942,640 (or approximately $53,500,079)[2];

•	Series 2007-2 AA (Class 3B1) loan tranche in the amount of £17,626,026 (or approximately $35,000,051)[2];

•	Series 2007-2 A (Class 1M1) loan tranche in the amount of £32,230,448 (or approximately $64,000,095)[2];

•	Series 2007-2 A (Class 2M1) loan tranche in the amount of £26,187,239 (or approximately $52,000,077)[2]; and

•	Series 2007-2 BBB (Class 2C1) loan tranche in the amount of £25,180,037 (or approximately $50,000,073)[2].

__________________
2 This translation of pounds sterling into US dollars was made at a rate of £0.5036 = $1.00.

PART I

Item 1.	Business.
Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.
Item 1A.	Risk Factors.
Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.
Item 1B.	Unresolved Staff Comments.

Registrant is an Asset-Backed Issuer and thus is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer and is not required to disclose the information required by this item.

Item 2.	Properties.
Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.
Item 3.	Legal Proceedings.
Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.
Item 4.	Submission of Matters to a Vote of Security Holders.
Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.
Item 6.	Selected Financial Data.
Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.
Item 7A	Quantitative and Qualitative Disclosures about Market Risk.
Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.
Item 8.	Financial Statements and Supplementary Data.
Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.
Item 9A.	Controls and Procedures.
Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.
Item 9B.	Other Information.
None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance.

The following sets out the names, ages, business addresses and business occupations of the directors of the issuing entity, Funding 2 and Granite Finance Trustees Limited (the “mortgages trustee”).  Because each of the issuing entity, Funding 2 and the mortgages trustee is organized as a special purpose company and is largely passive, it is expected that the directors of each entity in that capacity will manage its operations to the extent necessary.

The issuing entity

The directors of the issuing entity and their respective ages, business addresses and principal activities or business occupations are:

Name	Age	Business Address	Principal Activities/Business Occupation
Carl John Flinn	43	Northern Rock House Gosforth Newcastle upon Tyne NE3 4PL	Treasury Director of Northern Rock plc
L.D.C. Securitisation Director No. 1 Limited		Fifth Floor 100 Wood Street London EC2V 7EX	Acting as corporate directors of special purposes companies
L.D.C. Securitisation Director No. 2 Limited		Fifth Floor 100 Wood Street London EC2V 7EX	Acting as corporate directors of special purposes companies

Carl John Flinn is an employee of the sponsor and does not receive any compensation for acting as a director of the issuing entity.

The directors of L.D.C. Securitisation Director No. 1 Limited and L.D.C. Securitisation Director No.  2 Limited and their principal activities or business occupations are:

Name	Business Address	Principal Activities/ Business Occupation
Law Debenture Securitisation Services Limited	Fifth Floor, 100 Wood Street, London EC2V 7EX	Provision of directors for special purpose vehicles

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

The company secretary of the issuing entity is:

Name	Business Address
Law Debenture Corporate Services Limited	Fifth Floor, 100 Wood Street, London EC2V 7EX

The issuing entity has no employees.

Depositor

The directors of the depositor and their respective ages, business addresses and principal activities or business occupations are:

Name	Age	Business Address	Principal Activities/Business Occupation
Carl John Flinn	43	Northern Rock House Gosforth Newcastle upon Tyne NE3 4PL	Treasury Director of Northern Rock plc
L.D.C. Securitisation Director No. 1 Limited		Fifth Floor 100 Wood Street London EC2V 7EX	Acting as corporate directors of special purposes companies
L.D.C. Securitisation Director No. 2 Limited		Fifth Floor 100 Wood Street London EC2V 7EX	Acting as corporate directors of special purposes companies

Carl John Flinn is an employee of the sponsor.

The company secretary of Funding 2 is:

Name	Business Address
Law Debenture Corporate Services Limited	Fifth Floor, 100 Wood Street, London EC2V 7EX

The depositor has no employees.

The mortgages trustee

The directors of the mortgages trustee and their respective ages, business addresses and principal activities or business occupations are:

Name	Age	Business Address	Principal Activities/Business Occupation
Dean Godwin	32	22 Grenville Street, St. Helier Jersey JE4 8PX Channel Islands	Corporate Administration Manager

Name	Age	Business Address	Principal Activities/Business Occupation
Julia Anne Jennifer Chapman	42	22 Grenville Street, St. Helier Jersey JE4 8PX Channel Islands	Solicitor
Helen Grant	41	22 Grenville Street, St. Helier Jersey JE4 8PX Channel Islands	Corporate Administration Manager
Daniel Le Blancq	34	22 Grenville Street, St. Helier Jersey JE4 8PX Channel Islands	Corporate Administration Manager

The company secretary of the mortgages trustee is:

Name	Business Address
Mourant & Co. Secretaries Limited	22 Grenville Street St. Helier Jersey JE4 8PX Channel Islands

The mortgages trustee has no employees.

Item 11.                Executive Compensation.

The issuing entity

In accordance with a corporate services agreement between the issuing entity and Law Debenture Corporate Services Limited, the issuer corporate services provider will provide directors for the issuing entity, a registered and administrative office for the issuing entity, the service of a secretary to the issuing entity, the arrangement of meetings of directors and shareholders of the issuing entity and book-keeping services and preparation of accounts for the issuing entity.  In consideration for the foregoing corporate services, the issuing entity will pay to the issuer corporate services provider an annual fee, the amount of which is immaterial in the context of this Annual Report.  No other remuneration is paid to any director or officer (including directors or officers provided by the sponsor) in connection with such director’s or officer’s activities on behalf of the issuing entity.

Funding 2

In accordance with a corporate services agreement dated January 19, 2005 (the “Funding 2 corporate services agreement”) between Funding 2 and Law Debenture Corporate Services Limited (the “Funding 2 corporate services provider”), the Funding 2 corporate services provider has agreed to provide directors and other corporate services for Funding 2 in consideration for the payment of fees as specified in the Funding 2 corporate services agreement.  No other remuneration is paid to any director in connection with such director’s activities on behalf of Funding 2.

The mortgages trustee

In accordance with the provisions of a mortgages trustee corporate services agreement dated March 26, 2001 (the “mortgages trustee corporate services agreement”) made between the mortgages trustee and Mourant & Co. Limited (the “mortgages trustee corporate services provider”), the mortgages trustee corporate services provider has agreed to provide directors and other corporate services for the mortgages trustee in consideration for the payment of fees as specified in the mortgages trustee corporate services agreement.  No other remuneration is paid to any director in connection with such director’s activities on behalf of the mortgages trustee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The issuing entity

The issuing entity is wholly owned by Funding 2.

The depositor

The depositor is wholly owned by Granite Finance Holdings Limited.

The mortgages trustee

The mortgages trustee is wholly owned by Granite Finance Holdings Limited.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Ordinary shares	Granite Finance Funding 2 Limited, 100 Wood Street, Fifth Floor London EC2V 7EX	The authorized share capital of Granite Master Issuer plc consists of 50,000 ordinary shares of £1 each. Granite Finance Finance Funding 2 Limited holds: - 49,998 ordinary shares partly paid up to £0.25 - One £1 ordinary share fully paid - One £1 ordinary share partly paid held in trust by Law Debenture Trustees Limited for Granite Finance Funding 2 Limited	100%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The issuing entity

The issuing entity, which is a special purpose company, is controlled by its board of directors, which consists of three directors.  Two of the issuing entity’s three directors are provided by Law Debenture Corporate Services Limited, the principal activity of which is providing directors and corporate management for special purpose companies.  The third director of the issuing entity is an employee of Northern Rock plc.  The Company pays a corporate services fee pursuant to a corporate services agreement to Law Debenture Corporate Services Limited in connection with its provision of corporate management services.  The fees payable to these directors for providing their services are immaterial in the context of this Annual Report.

The total amount paid by the issuing entity to Northern Rock plc as cash management fees from January 1, 2007 through December 31, 2007 was £200,000 (or approximately $397,6143).  Although one of the three directors of the issuing entity is an employee of Northern Rock plc, Northern Rock plc does not own any share capital of the issuing entity.
___________________
3 This translation of pounds sterling into US dollars was made at a rate of £0.503= $1.00, which was the sterling/US dollar exchange rate as reported in the Financial Times on March 20, 2008.

Funding 2

Funding 2, which is a special purpose company, is controlled by its board of directors, which consists of three directors.  Two of Funding 2’s three directors are provided by the Funding 2 corporate services provider, the principal activity of which is providing directors and corporate management for special purpose companies.  The third director of Funding 2 is an employee of Northern Rock plc.  Funding 2 pays a corporate services fee pursuant to the Funding 2 corporate services agreement to the Funding 2 corporate services provider in connection with its provision of corporate management services.  The fees payable to these directors for providing their services are immaterial in the context of this Annual Report.

The total amount paid by Funding 2 to Northern Rock plc as cash management fees from January 1, 2007 through December 31, 2007 was £100,000 (or approximately $198,8073).  Although one of the three directors of Funding 2 is an employee of Northern Rock plc, Northern Rock plc does not own any share capital of Funding 2.

Item 14.	Principal Accountant Fees and Services.

Registrant is an Asset-Backed Issuer and is not required to disclose the information required by this item as permitted by General Instruction J to Form 10-K.

PURSUANT TO GENERAL INSTRUCTION J TO FORM 10-K, THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED AS REGISTRANT IS AN ASSET-BACKED ISSUER

Item 1112(b) of Regulation AB.	Significant Obligors of Pool Assets - Financial Information.

There are no significant obligors.

Item 1114(b)(2) of Regulation AB.	Credit Enhancement and Other Support, Except for Certain Derivative Instruments - Financial Information of Significant Enhancement Providers.

The information required by Item 1114(b)(2) of Regulation AB with respect to Barclays Bank PLC, the conditional purchaser with respect to the Series 2007-2 class 4A1 notes, is incorporated herein by reference from the consolidated financial statements of Barclays Bank PLC and its subsidiaries as of December 31, 2007 and December 31, 2006, and for each of the years in the three-year period ended December 31, 2007, and the audit report thereon, which are included in the Annual Report on Form 20-F of Barclays Bank PLC, which was filed with the Securities and Exchange Commission on March 26, 2008 (Securities and Exchange Commission File No. 001-10257).

Item 1115(b) of Regulation AB.	Certain Derivative Instruments - Financial Information of Derivative Instrument Providers.

The information required by Item 1115(b)(2) of Regulation AB with respect to Barclays Bank PLC, the issuer swap provider with respect to the Series 2007-1 notes and the Series 2007-2 class 4A1 notes, is incorporated herein by reference from the consolidated financial statements of Barclays Bank PLC and its subsidiaries as of December 31, 2007 and December 31, 2006, and for each of the years in the three-year period ended December 31, 2007, and the audit report thereon, which are included in the Annual Report on Form 20-F of Barclays Bank PLC, which was filed with the Securities and Exchange Commission on March 26, 2008 (Securities and Exchange Commission File No. 001-10257).

The information required by Item 1115(b)(2) of Regulation AB with respect to Deutsche Bank Aktiengesellschaft (“Deutsche Bank”), the issuer swap provider with respect to the Series 2007-2 notes (other than the Series 2007-2 class 4A1 notes), is incorporated herein by reference from the consolidated financial statements of Deutsche Bank and its subsidiaries as of December 31, 2007 and December 31, 2006, and for each of the years in the three-year period ended December 31, 2007, and the audit report thereon, which are included in the Annual Report on Form 20-F of Deutsche Bank, which was filed with the Securities and Exchange Commission on March 26, 2008 (Securities and Exchange Commission File No. 001-15242).

Item 1117 of Regulation AB.	Legal Proceedings.

None.

Item 1119 of Regulation AB.	Affiliations and Certain Relationships and Related Transactions.

Northern Rock plc ("Northern Rock") is the sponsor of the Granite Program. In addition, Northern Rock has several other roles in the Granite Program. Northern Rock is the originator of the mortgage loans. Northern Rock is the only seller of mortgage loans to the mortgages trustee and is the servicer of all of the mortgage loans. Northern Rock also provides the services of (a) cash manager to the mortgages trustee, the depositor and the issuing entity, (b) account bank to the depositor and account bank in relation to the issuing entity's GIC account and the mortgages trustee GIC account, and (c) basis rate swap provider to the depositor.

Except as described in the preceding paragraph, there are no other affiliations or relationships or related transactions involving the transaction parties under the Granite Program.

Item 1122 of Regulation AB.	Compliance with Applicable Servicing Criteria.

The report on assessment of compliance with applicable servicing criteria for asset-backed securities required by Item 1122(a) of Regulation AB and the attestation report on assessment of compliance with applicable servicing criteria are attached as Exhibits 33 and 34, respectively, to this Form 10-K.

Item 1123 of Regulation AB.	Servicer Compliance Statement.

The servicer compliance statement required by Item 1123 of Regulation AB is attached as Exhibit 35 to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)           (1)           Financial Statements - Not applicable.

(2)	Financial Statement Schedule - Not applicable.

(3)	Exhibits - The required exhibits are as follows:

•
Exhibit 3(i) and (ii):  The Memorandum and Articles of Association of each of the issuing entity, Funding 2 and the mortgages trustee are incorporated by reference from the Registration Statement of Granite Master Issuer plc on Form S-3 (File Nos. 333-141533, 333-141533-01, 333-141533-02).

•
Exhibit 4:  All instruments defining the rights of security holders as described in the Registration Statement of Granite Master Issuer plc on Form S-3 (File Nos. 333-141533, 333-141533-01, 333-141533-02) are incorporated by reference from such Registration Statement.

•	Exhibit 31(ii): Rule 13a-14(d)/Rule 15d-14(d) Certification.

•	Exhibit 33: Management's Assertion of Compliance with Applicable Servicing Criteria of Northern Rock plc.

•	Exhibit 34: Attestation Report of PricewaterhouseCoopers LLP, on Assessment of Compliance with Applicable Servicing Criteria of Northern Rock plc.

•	Exhibit 35: Servicer Compliance Statement of Northern Rock plc.

(b)           See sub-paragraph (a)(3) above.

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE MASTER ISSUER PLC
By: Northern Rock plc, as Servicer
By: /s/ D A Jones
Name: D A Jones
Title: Director of Finance
Date: March 27, 2008

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

3(i) and (ii)
The Memorandum and Articles of Association of each of the issuing entity, Funding 2 and the mortgages trustee are incorporated by reference from the Registration Statement of Granite Master Issuer plc on Form S-3 (File Nos. 333-141533, 333-141533-01, 333-141533-02).

4
All instruments defining the rights of security holders as described in the Registration Statement of Granite Master Issuer plc on Form S-3 (File Nos. 333-141533, 333-141533-01, 333-141533-02) are incorporated by reference from such Registration Statement.

31	Rule 13a-14(d)/Rule 15d-14(d) Certification.

33	Management’s Assertion of Compliance with Applicable Servicing Criteria of Northern Rock plc.

34	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Applicable Servicing Criteria of Northern Rock plc.

35	Servicer Compliance Statement of Northern Rock plc.